Form 10-Q
period 2015-02-28
PETRICHOR CORP.
filed 2015-04-10
CIK 1604082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

PETRICHOR CORP.

 (Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

30-0806514 IRS Employer Identification Number	7389 Primary Standard Industrial Classification Code Number

Petrichor Corp.

18801 Collins Ave., Ste. 102-252

Sunny Isles Beach, FL 33160

Tel. (702) 605-0610

 (Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X ] NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,500,000 as of April 10, 2015.

PETRICHOR CORP. BALANCE SHEETS (UNAUDITED)
	FEBRUARY 28, 2015	MAY 31, 2014
ASSETS
Current Assets
Cash	$ 11,743	$ 6,000
Total current assets	11,743	6,000
Non-Current Assets
Computer, net of accumulated depreciation	720	-
Total non-current assets	720	-

Total assets	$ 12,463	$ 6,000
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Current liabilities
Loans from Shareholders	6,856	1,256
Total liabilities	6,856	1,256

Stockholder’s Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,500,000 shares issued and outstanding (5,000,000 shares issued and outstanding as of March 31, 2014)	5,500	5,000
Additional paid-in-capital	4,500	-
Accumulated deficit	(4,393)	(256)
Total stockholder’s equity	5,607	4,744
Total liabilities and stockholder’s equity	$ 12,463	$ 6,000

The accompanying notes are an integral part of these financial statements.

PETRICHOR CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
	THREE MONTHS ENDED FEBRUARY 28, 2015	FOR THE PERIOD FROM JANUARY 14, 2014 (INCEPTION) to FEBRUARY 28, 2014	NINE MONTHS ENDED FEBRUARY 28, 2015	FOR THE PERIOD FROM JANUARY 14, 2014 (INCEPTION) to FEBRUARY 28, 2014
Revenues	$ -	$ -	$ 1,560	$ -
Operating Expenses
General and administrative expenses	1,040	256	5,697	256
Total operating expenses	1,040	256	5,697	256
Income (Loss) before income taxes	(1,040)	(256)	(4,137)	(256)
Net income (loss)	$ (1,040)	$ (256)	$ (4,137)	$ (256)
Loss per common share – Basic	(0.00)	(0.00)	(0.000	(0.00)
Weighted Average Number of Common Shares Outstanding-Basic	5,016,667	326,087	5,005,495	326,087

The accompanying notes are an integral part of these financial statements.

PETRICHOR CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED FEBRUARY 28, 2015	FOR THE PERIOD FROM JANUARY 14, 2014 (INCEPTION) to FEBRUARY 28, 2014
Operating Activities
Net loss	$ (4,137)	$ (256)
Depreciation	80	-
Net cash provided by (used in) operating activities	(4,057)	(256)
Investing Activities
Purchase of fixed assets	(800)	-
Net Cash provided by (used in) Investing Activities	(800)	-
Financing Activities
Sale of common stock	5,000	5,000
Loans from Shareholder	5,600	1,256
Net cash provided by financing activities	10,600	6,256

Net increase in cash and equivalents	5,743	6,000
Cash and equivalents at beginning of the period	6,000	-
Cash and equivalents at end of the period	$ 11,743	$ 6,000

Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -
Non-Cash Financing Activities	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PETRICHOR CORP.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

PETRICHOR CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on January 14, 2014. Since inception through February 28, 2015 the Company has generated $1,560 in revenue and has accumulated losses of $4,393.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At February 28, 2015 the Company's bank deposits did not exceed the insured amounts.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

PETRICHOR CORP.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during as at February 28, 2015.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted May 31 fiscal year end.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Recent accounting pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

PETRICHOR CORP.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Stock-Based Compensation

As of February 28, 2015 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of February 28, 2015.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

We have been utilizing and may utilize funds from Liudmila Shokhina, our Chairman and President, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Ms. Shokhina, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On February 26, 2014, the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000. On February 26, 2015, the Company issued 500,000 shares of its common stock at $0.01 per share for total proceeds of $5,000.

As of February 28, 2015, the Company had 5,500,000 shares issued and outstanding.

PETRICHOR CORP.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

UNAUDITED

NOTE 4 – RELATED PARTY TRANSACTIONS

On February 26, 2014, the Company sold 5,000,000 shares of common stock at a price of $0.001 per share to its director.

As of February 28, 2015, the Director loaned $6,856 to the Company to pay for general and administrative expenses. This loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 28, 2015 to the date the financial statements were issued and has determined that there are no items to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General

Petrichor Corp. was incorporated in the State of Nevada on January 14, 2014 and established a fiscal year end of May 31. We have minimal assets and have incurred losses since inception. We are a development-stage company formed to commence operations in the business of web-based human translation. As of today, we have registered our company, developed our business plan and registered a domain name for our web site. To date, we recognized the $1,560 of revenue.

Petrichor Corp. hopes to position itself to take full advantage of the fast growing Internet industry. Our concept would allow anyone who has a mobile devise or computer and access to the Internet to send us documents for translation from different languages.

Our Services

Petrichor Corp. is online-only translation company. We plan to provide on-demand human-translation services to businesses, individuals, and enterprises. Web-based human translation is generally favored by companies and individuals that wish to secure more accurate translations. In view of the frequent inaccuracy of machine translations, we believe that human translation remains the most reliable, most accurate form of translation available. While not instantaneous like its machine counterparts such as Google Translate and Yahoo! Babel Fish, web-based human translation has been gaining popularity by providing relatively fast, accurate translation for business communications, legal documents, medical records, and software localization. Web-based human translation also appeals to private website users and bloggers.

RESULTS OF OPERATION

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED FEBRUARY 28, 2015 COMPARED TO THE PERIOD FROM JANUARY 14, 2014 (INCEPTION) TO FEBRUARY 28, 2014

Our net loss for the three month period ended February 28, 2015 was $1,040 compared to a net loss of $256 during the period from January 14, 2014 (Inception) to February 28, 2014. During the three month period ended February 28, 2015 we did not generate any revenue.

During the three month period ended February 28, 2015, we incurred general and administrative expenses of $1,040 compared to $256 incurred during the period from January 14, 2014 (Inception) to February 28, 2014.  General and administrative expenses incurred during the three month period ended February 28, 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

NINE MONTH PERIOD ENDED FEBRUARY 28, 2015 COMPARED TO THE PERIOD FROM JANUARY 14, 2014 (INCEPTION) TO FEBRUARY 28, 2014

Our net loss for the nine month period ended February 28, 2015 was $4,137 compared to a net loss of $256 during the period from January 14, 2014 (Inception) to February 28, 2014. During the nine month period ended February 28, 2015 we generated $1,560 in revenue.

During the nine month period ended February 28, 2015, we incurred general and administrative expenses of $5,697 compared to $256 incurred during the period from January 14, 2014 (Inception) to February 28, 2014.  General and administrative expenses incurred during the nine month period ended February 28, 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED FEBRUARY 28, 2015

As of February 28, 2015, our current assets were $12,463 compared to $6,000 in current assets at May 31, 2014. Current assets were comprised of $11,743 in cash and $720 in equipment. As of February 28, 2015, our current liabilities were $6,856. Current liabilities were comprised of $6,856 in advances from a Director.

Stockholders’ equity was $5,607 as of February 28, 2015 compared to stockholder’s equity of $4,744 as of May 31, 2014.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended February 28, 2015, net cash flows used in operating activities was $4,057 consisting of a net loss of $4,137 and depreciation of $80. Net cash flows used in operating activities was $256 during the period from January 14, 2014 (Inception) to February 28, 2014.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the nine month periods ended February 28, 2015, net cash flows from financing activities was $10,600 received from proceeds from issuance of common stock and loans from Director. Net cash flows from financing activities was $6,256 received from proceeds from issuance of common stock and loans from Director, during the period from January 14, 2014 (Inception) to February 28, 2014.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next nine months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of February 28, 2015, we had no material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' audit report accompanying our May 31, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended February 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer  pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRICHOR CORP.
Dated: April 10, 2015	By: /s/ Liudmila Shokhina
Liudmila Shokhina President and Chief Executive Officer and Chief Financial Officer