Form 10-K
period 2015-05-31
PETRICHOR CORP.
filed 2015-08-25
CIK 1604082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended May 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

PETRICHOR CORP.

 (Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

30-0806514 IRS Employer Identification Number	7389 Primary Standard Industrial Classification Code Number

Petrichor Corp.

18801 Collins Ave., Ste. 102-252

Sunny Isles Beach, FL 33160

Tel. (702) 605-0610

 (Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of August 24, 2015, the registrant had 7,580,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of August 24, 2015.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean PETRICHOR CORP., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

There is a limited public market for our common shares. Our common shares are quoted on the OTC Bulletin Board and OTC Link under the symbol “PTRR”.Trading in stocks quoted on the OTC Bulletin Board and OTC Link is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

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

Our net loss for the fiscal year ended May 31, 2015 was $12,495 compared to a net loss of $256 during the period from Inception (January 14, 2014) to May 31, 2014. During fiscal year ended May 31, 2015 we have generated $1,560 in revenues. For the period from Inception (January 14, 2014) to May 31, 2014, we have not generated any revenue.

During the fiscal year ended May 31, 2015, we incurred expenses of $14,055 compared to $256 incurred during the period from Inception (January 14, 2014) to May 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2015 our current assets were $24,905 compared to $6,000 in current assets at May 31, 2014. As of May 31, 2015, our current liabilities were $6,856 compared to $1,256 in current liabilities at May 31, 2014.

Stockholders’ equity increased from $4,744 as of May 31, 2014 to $18,049 as of May 31, 2015.

The weighted average number of shares outstanding was 5,451,232 for the year ended May 31, 2015 compared to 3,442,029 for the period from Inception (January 14, 2014) to May 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended May 31, 2015, net cash flows used in operating activities was $12,375. Net cash flows used in operating activities was $256 for the period from inception (January 14, 2014) to May 31, 2014.

Cash Flows from Investing Activities

For the year ended May 31, 2015, net cash flows used in investing activities was $800.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended May 31, 2015, net cash flows from financing activities was $31,400 received from proceeds from issuance of common stock and advance from director. For the period from inception (January 14, 2014) to May 31, 2014, net cash flows from financing activities was $6,256 received from proceeds from issuance of common stock and advance from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our May 31, 2015 and May 31, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Petrichor Corp.

We have audited the accompanying balance sheet of Petrichor Corp. as of May 31, 2015 and 2014, and the related statements of operations, stockholder’s equity, and cash flows for the year ended May 31, 2105 and for the period January 14, 2014 (Inception) through May 31, 2014. Petrichor Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petrichor Corp. as of May 31, 2015 and 2014 and the results of its operations and its cash flows for the year ended May 31, 2015 and for  the period from January 14, 2014 (inception) through May 31, 2014  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had accumulated deficit of $12,571 as of May 31, 2015, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
August 20, 2014

5201 Eden Ave

Suite 300

Edina, MN 55436

630.277.2330

PETRICHOR CORP. BALANCE SHEETS
	MAY 31, 2015	MAY 31, 2014
ASSETS
Current Assets
Cash	$ 24,225	$ 6,000
Total current assets	24,225	6,000
Non-Current Assets
Computer, net of accumulated depreciation	680	-
Total non-current assets	680	-

Total assets	$ 24,905	$ 6,000
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Current liabilities
Loans from Shareholders	6,856	1,256
Total liabilities	6,856	1,256

Stockholder’s Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
7,580,000 shares issued and outstanding (5,000,000 shares issued and outstanding as of March 31, 2014)	7,580	5,000
Additional paid-in-capital	23,220	-
Accumulated deficit	(12,751)	(256)
Total stockholder’s equity	18,049	4,744
Total liabilities and stockholder’s equity	$ 24,905	$ 6,000

The accompanying notes are an integral part of these financial statements.

PETRICHOR CORP. STATEMENTS OF OPERATIONS
	YEAR ENDED MAY 31, 2015	FOR THE PERIOD FROM JANUARY 14, 2014 (INCEPTION) to MAY 31, 2014
Revenues	$ 1,560	$ -
Operating Expenses
General and administrative expenses	14,055	256
Total operating expenses	14,055	256
Income (Loss) before income taxes	(12,495)	(256)
Net income (loss)	$ (12,495)	$ (256)
Loss per common share – Basic	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding-Basic	5,451,232	3,442,029

The accompanying notes are an integral part of these financial statements.

PETRICHOR CORP. STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JANUARY 14, 2014 (INCEPTION) TO MAY 31, 2015
	Number of common Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Total
Balance at inception	-	$ -	$ -	$ -	$ -
Common shares issued for cash at $0.001	5,000,000	5,000	-	-	5,000
Net loss	-	-	-	(256)	(256)
Balance as of May 31, 2014	5,000,000	5,000	-	(256)	4,744
Common shares issued for cash at $0.01	2,580,000	2,580	23,220	-	25,800
Net loss	-	-	-	(12,495)	(12,495)
Balance as of May 31, 2015	7,580,000	$ 7,580	$ 23,220	$ (12,751)	$ 18,049

The accompanying notes are an integral part of these financial statements

PETRICHOR CORP. STATEMENTS OF CASH FLOWS
	YEAR ENDED MAY 31, 2015	FOR THE PERIOD FROM JANUARY 14, 2014 (INCEPTION) to MAY 31, 2014
Operating Activities
Net loss	$ (12,495)	$ (256)
Depreciation	120	-
Net cash provided by (used in) operating activities	(12,375)	(256)
Investing Activities
Purchase of fixed assets	(800)	-
Net Cash provided by (used in) Investing Activities	(800)	-
Financing Activities
Sale of common stock	25,800	5,000
Loans from Shareholder	5,600	1,256
Net cash provided by financing activities	31,400	6,256

Net increase in cash and equivalents	18,225	6,000
Cash and equivalents at beginning of the period	6,000	-
Cash and equivalents at end of the period	$ 24,225	$ 6,000

Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -
Non-Cash Financing Activities	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PETRICHOR CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

PETRICHOR CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on January 14, 2014. Since inception through May 31, 2015 the Company has generated $1,560 in revenue and has accumulated losses of $12,751.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At May 31, 2015 the Company's bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during as at May 31, 2015.

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

Stock-Based Compensation

As of May 31, 2015 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

For the period from February 26, 2015 to April 24, 2015, the Company issued 2,580,000 shares of its common stock at $0.01 per share for total proceeds of $25,800.

As of May 31, 2015, the Company had 7,580,000 shares issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

On February 26, 2014, the Company sold 5,000,000 shares of common stock at a price of $0.001 per share to its director.

As of May 31, 2015, the Director loaned $6,856 to the Company to pay for general and administrative expenses. This loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – INCOME TAXES

As of May 31, 2015, the Company had net operating loss carry forwards of approximately $12,751 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	May 31, 2015	May 31, 2014
Federal income tax benefit attributable to:
Current Operations	$1,874	$38
Less: valuation allowance	(1,874)	(38)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 15% of significant items comprising our net deferred tax amount is as follows:

	January 31, 2014	May 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$1,912	$38
Less: valuation allowance	(1,912)	(38)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $12,751 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2015 to the date the financial statements were issued and has determined that there are no items to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year  May 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position

Liudmila Shokhina 18801 Collins Ave., Ste. 102-252, Sunny Isles Beach, FL 33160	67	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Liudmila Shokhina has acted as our President, Treasurer, Secretary and sole Director since our incorporation on January 14, 2014. Ms. Shokhina owns 65.96% of the outstanding shares of our common stock. As such, it was unilaterally decided that Ms. Shokhina was going to be our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. Ms. Shokhina graduated from Moscow State Linguistic University in 1973. She obtained a bachelor degree in Translation and Interpreting. For the last 20 years she has been working as a freelancer translator and interpreter.

During the past ten years, Ms. Shokhina has not been the subject to any of the following events:

    1. Any bankruptcy petition filed by or against any business of which Ms. Shokhina was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

    2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Shokhina’s involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.  Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.  Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.  Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on January 14, 2014 until May 31, 2014 and for the year ended May 31, 2015:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Liudmila Shokhina, President, Secretary and Treasurer	January 14, 2014 to May 31, 2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	June 1, 2014 to May 31, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of May 31, 2015, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of May 31, 2015 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Liudmila Shokhina 18801 Collins Ave., Ste. 102-252, Sunny Isles Beach, FL 33160	5,000,000 shares of common stock (direct)	65.96%

The percent of class is based on 7,580,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 26, 2014, we issued a total of 5,000,000 shares of restricted common stock to Liudmila Shokhina, our sole officer and director in consideration of $5,000. Further, Ms. Shokhina has advanced funds to us. As of May 31, 2015, Ms. Shokhina advanced us $6,856. The obligation to Ms. Shokhina does not bear interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended May 31, 2015, we incurred approximately $6,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended May 31, 2014 and for the reviews of our financial statements for the quarters ended August 31, 2014, November 30, 2014 and February 28, 2015.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

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

PETRICHOR CORP.
Dated: August 24, 2015	By: /s/ Liudmila Shokhina
Liudmila Shokhina, President and Chief Executive Officer and Chief Financial Officer