Form 10-Q
period 2015-08-31
PETRICHOR CORP.
filed 2015-09-29
CIK 1604082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,580,000 as of September 28, 2015.

PETRICHOR CORP. CONDENSED BALANCE SHEETS (UNAUDITED)
	AUGUST 31, 2015	MAY 31, 2015
ASSETS
Current Assets
Cash	$ 19,925	$ 24,225
Total current assets	19,925	24,225
Non-Current Assets
Computer, net of accumulated depreciation	640	680
Total non-current assets	640	680

Total assets	$ 20,565	$ 24,905
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Current liabilities
Loans from Shareholders	6,856	6,856
Total liabilities	6,856	6,856

Stockholder’s Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
7,580,000 shares issued and outstanding	7,580	7,580
Additional paid-in-capital	23,220	23,220
Accumulated deficit	(17,091)	(12,751)
Total stockholder’s equity	13,709	18,049
Total liabilities and stockholder’s equity	$ 20,565	$ 24,905

The accompanying notes are an integral part of these financial statements.

PETRICHOR CORP. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	THREE MONTHS ENDED AUGUST 31, 2015	THREE MONTHS ENDED AUGUST 31, 2014
Revenues	$ -	$ -
Operating Expenses
General and administrative expenses	4,340	3,617
Total operating expenses	4,340	3,617
Income (Loss) before income taxes	(4,340)	(3,617)
Net income (loss)	$ (4,340)	$ (3,617)
Loss per common share – Basic	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding-Basic	7,580,000	5,000,000

The accompanying notes are an integral part of these financial statements.

PETRICHOR CORP. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	THREE MONTHS ENDED AUGUST 31, 2015	THREE MONTHS ENDED AUGUST 31, 2014
Operating Activities
Net loss	$ (4,340)	$ (3,617)
Depreciation	40	-
Net cash provided by (used in) operating activities	(4,300)	(3,617)
Investing Activities
Purchase of fixed assets	-	(800)
Net Cash provided by (used in) Investing Activities	-	(800)
Financing Activities
Sale of common stock	-	-
Loans from Shareholder	-	5,600
Net cash provided by financing activities	-	5,600

Net increase (decrease) in cash and equivalents	(4,300)	1,183
Cash and equivalents at beginning of the period	24,225	6,000
Cash and equivalents at end of the period	$ 19,925	$ 7,183

Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -
Non-Cash Financing Activities	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PETRICHOR CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2015

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

PETRICHOR CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on January 14, 2014. Since inception through August 31, 2015 the Company has generated $1,560 in revenue and has accumulated losses of $17,091.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At August 31, 2015 the Company's bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during as at August 31, 2015.

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

Stock-Based Compensation

As of August 31, 2015 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on August 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2015 audited financial statements.  The results of operations for the three months ended August 31, 2015 are not necessarily indicative of the operating results for the full year.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On February 26, 2014, the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000.

For the period from February 26, 2015 to April 24, 2015, the Company issued 2,580,000 shares of its common stock at $0.01 per share for total proceeds of $25,800.

As of August 31, 2015, the Company had 7,580,000 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

On February 26, 2014, the Company sold 5,000,000 shares of common stock at a price of $0.001 per share to its director.

As of August 31, 2015, the Director loaned $6,856 to the Company to pay for general and administrative expenses. This loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2015 to the date the financial statements were issued and has determined that there are no items to disclose.

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

THREE MONTH PERIOD ENDED AUGUST 31, 2015 COMPARED TO THREE MONTH PERIOD ENDED AUGUST 31, 2014

Our net loss for the three month period ended August 31, 2015 was $4,340 compared to a net loss of $3,617 during three month period ended August 31, 2014. During the three month period ended August 31, 2015 we did not generate any revenue.

During the three month period ended August 31, 2015, we incurred general and administrative expenses of $4,340 compared to $3,617 incurred during three month period ended August 31, 2014.  General and administrative expenses incurred during the three month period ended August 31, 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED AUGUST 31, 2015

As of August 31, 2015, our current assets were $20,565 compared to $24,905 in current assets at May 31, 2015. Current assets were comprised of $19,925 in cash and $640 in equipment. As of August 31, 2015, our current liabilities were $6,856. Current liabilities were comprised of $6,856 in advances from a Director. As of August 31, 2015 we had a working capital surplus of $13,069.

Stockholders’ equity was $13,709 as of August 31, 2015 compared to stockholder’s equity of $18,049 as of May 31, 2015.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three month period ended August 31, 2015, net cash flows used in operating activities was $4,300 consisting of a net loss of $4,340 and depreciation of $40. Net cash flows used in operating activities was $3,617 during three month period ended August 31, 2014.

CASH FLOWS FROM INVESTING ACTIVITIES

We neither generated, nor used, funds in investing activities during the three months period ended August 31, 2015. Net cash flows used in investing activities was $800 during three month period ended August 31, 2014.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the three month periods ended August 31, 2015, net cash provided by financing activities was $0. Net cash flows from financing activities was $5,600 received from proceeds from issuance of common stock during three month period ended August 31, 2014.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of August 31, 2015, we had no material commitments.

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

GOING CONCERN

The independent auditors' audit report accompanying our May 31, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended August 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PETRICHOR CORP.
Dated: September 28, 2015	By: /s/ Liudmila Shokhina
Liudmila Shokhina President and Chief Executive Officer and Chief Financial Officer