Form 10-Q
period 2015-11-30
PETRICHOR CORP.
filed 2016-01-11
CIK 1604082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,580,000 as of January 11, 2016.

PETRICHOR CORP. CONDENSED BALANCE SHEETS (UNAUDITED)
	NOVEMBER 30, 2015	MAY 31, 2015
ASSETS
Current Assets
Cash	$ 6,225	$ 24,225
Prepaid expenses	8,333	-
Total current assets	14,558	24,225
Non-Current Assets
Computer, net of accumulated depreciation	600	680
Total non-current assets	600	680

Total assets	$ 15,158	$ 24,905
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Current liabilities
Loans from Shareholders	6,856	6,856
Accounts Payable	100	-
Total liabilities	6,956	6,856

Stockholder’s Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
7,580,000 shares issued and outstanding	7,580	7,580
Additional paid-in-capital	23,220	23,220
Accumulated deficit	(22,598)	(12,751)
Total stockholder’s equity	8,202	18,049
Total liabilities and stockholder’s equity	$ 15,158	$ 24,905

The accompanying notes are an integral part of these financial statements.

PETRICHOR CORP. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	THREE MONTHS ENDED NOVEMBER 30, 2015	THREE MONTHS ENDED NOVEMBER 30, 2014	SIX MONTHS ENDED NOVEMBER 30, 2015	SIX MONTHS ENDED NOVEMBER 30, 2014
Revenues	$ -	$ 1,560	$ -	$ 1,560
Operating Expenses
General and administrative expenses	5,507	1,040	9,847	4,617
Total operating expenses	5,507	1,040	9,847	4,617
Income (Loss) before income taxes	(5,507)	520	(9,847)	(3,057)
Net income (loss)	$ (5,507)	$ 520	$ (9,847)	$ (3,057)
Loss per common share – Basic	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding-Basic	7,580,000	5,000,000	7,580,000	5,000,000

The accompanying notes are an integral part of these financial statements.

PETRICHOR CORP. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	SIX MONTHS ENDED NOVEMBER 30, 2015	SIX MONTHS ENDED NOVEMBER 30, 2014
Operating Activities
Net loss	$ (9,847)	$ (3,137)
Increase in prepaid expenses	(8,333)
Increase in accounts payable	100
Depreciation	80	80
Net cash provided by (used in) operating activities	(18,000)	(3,057)
Investing Activities
Purchase of fixed assets	-	(800)
Net Cash provided by (used in) Investing Activities	-	(800)
Financing Activities
Sale of common stock	-	-
Loans from Shareholder	-	5,600
Net cash provided by financing activities	-	5,600

Net increase (decrease) in cash and equivalents	(18,000)	1,743
Cash and equivalents at beginning of the period	24,225	6,000
Cash and equivalents at end of the period	$ 6,225	$ 7,743

Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -
Non-Cash Financing Activities	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PETRICHOR CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2015

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

PETRICHOR CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on January 14, 2014. Since inception through November 30, 2015 the Company has generated $1,560 in revenue and has accumulated losses of $22,598.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At November 30, 2015 the Company's bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during as at November 30, 2015.

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

Stock-Based Compensation

As of November 30, 2015 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on November 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2015 audited financial statements.  The results of operations for the three months ended November 30, 2015 are not necessarily indicative of the operating results for the full year.

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

As of November 30, 2015, the Company had 7,580,000 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

On February 26, 2014, the Company sold 5,000,000 shares of common stock at a price of $0.001 per share to its director.

As of November 30, 2015, the Director loaned $6,856 to the Company to pay for general and administrative expenses. This loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2015 to the date the financial statements were issued and has determined that there are no items to disclose.

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

THREE MONTH PERIOD ENDED NOVEMBER 30, 2015 COMPARED TO THREE MONTH PERIOD ENDED NOVEMBER 30, 2014

Our net loss for the three month period ended November 30, 2015 was $5,507 compared to a net loss of $520 during three month period ended November 30, 2014. During the three month period ended November 30, 2015 we did not generate any revenue, compared to $1,560 in revenue for the three month period ended November 30, 2014.

During the three month period ended November 30, 2015, we incurred general and administrative expenses of $5,507 compared to $1,040 incurred during three month period ended November 30, 2014.  General and administrative expenses incurred during the three month period ended November 30, 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

SIX MONTH PERIOD ENDED NOVEMBER 30, 2015 COMPARED TO SIX MONTH PERIOD ENDED NOVEMBER 30, 2014

Our net loss for the six month period ended November 30, 2015 was $9,847 compared to a net loss of $3,097 during six month period ended November 30, 2014. During the six month period ended November 30, 2015 we did not generate any revenue, compared to $1,560 in revenue for the six month period ended November 30, 2014.

During the six month period ended November 30, 2015, we incurred general and administrative expenses of $9,847 compared to $4,657 incurred during six month period ended November 30, 2014.  General and administrative expenses incurred during the six month period ended November 30, 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED NOVEMBER 30, 2015

As of November 30, 2015, our current assets were $15,158 compared to $24,905 in current assets at May 31, 2015. Current assets were comprised of $6,225 in cash, $8,333 in prepaid expenses and $600 in equipment. As of November 30, 2015, our current liabilities were $6,956. Current liabilities were comprised of $6,856 in advances from a Director and $100 in account payable.

Stockholders’ equity was $8,202 as of November 30, 2015 compared to stockholder’s equity of $18,049 as of May 31, 2015.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended November 30, 2015, net cash flows used in operating activities was $18,000 consisting of a net loss of $9,847, increase in prepaid expenses of $8,333, increase in accounts payable of $100 and depreciation of $80. Net cash flows used in operating activities was $3,057 during six month period ended November 30, 2014.

CASH FLOWS FROM INVESTING ACTIVITIES

We neither generated, nor used, funds in investing activities during the six months period ended November 30, 2015. Net cash flows used in investing activities was $800 during six month period ended November 30, 2014.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the six month periods ended November 30, 2015, net cash provided by financing activities was $0. Net cash flows from financing activities was $5,600 received from proceeds from issuance of common stock during six month period ended November 30, 2014.

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

MATERIAL COMMITMENTS

As of November 30, 2015, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended November 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PETRICHOR CORP.
Dated: January 11, 2016	By: /s/ Liudmila Shokhina
Liudmila Shokhina President and Chief Executive Officer and Chief Financial Officer