Form 10-Q
period 2016-02-29
PETRICHOR CORP.
filed 2016-04-11
CIK 1604082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 94,750 as of April 8, 2016.

PETRICHOR CORP. CONDENSED BALANCE SHEETS (UNAUDITED)
	FEBRUARY 29, 2016	MAY 31, 2015
ASSETS
Current Assets
Cash	$ 4,709	$ 24,225
Prepaid expenses	5,833	-
Total current assets	10,542	24,225
Non-Current Assets
Computer, net of accumulated depreciation	560	680
Total non-current assets	560	680

Total assets	$ 11,102	$ 24,905
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Current liabilities
Loans from Shareholders	$ 6,856	$ 6,856
Accounts Payable	100	-
Total liabilities	6,956	6,856

Stockholder’s Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 10,000,000 preferred stock authorized par value $0.001 per share
94,750 shares issued and outstanding	95	95
Additional paid-in-capital	30,705	30,705
Accumulated deficit	(26,654)	(12,751)
Total stockholder’s equity	4,146	18,049
Total liabilities and stockholder’s equity	$ 11,102	$ 24,905

The accompanying notes are an integral part of these financial statements.

PETRICHOR CORP. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	THREE MONTHS ENDED FEBRUARY 29, 2016	THREE MONTHS ENDED FEBRUARY 28, 2015	NINE MONTHS ENDED FEBRUARY 29, 2016	NINE MONTHS ENDED FEBRUARY 28, 2015
Revenues	$ -	$ -	$ -	$ 1,560
Operating Expenses
General and administrative expenses	4,056	1,040	13,903	5,697
Total operating expenses	4,056	1,040	13,903	5,697
Income (Loss) before income taxes	(4,056)	(1,040)	(13,903)	(4,137)
Net income (loss)	$ (4,056)	$ (1,040)	$ (13,903)	$ (4,137)
Loss per common share – Basic	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding-Basic	94,750	62,708	94,750	62,568

The accompanying notes are an integral part of these financial statements.

PETRICHOR CORP. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	NINE MONTHS ENDED FEBRUARY 29, 2016	NINE MONTHS ENDED FEBRUARY 28, 2015
Operating Activities
Net loss	$ (13,903)	$ (4,137)
Increase in prepaid expenses	(5,833)
Increase in accounts payable	100
Depreciation	120	80
Net cash provided by (used in) operating activities	(19,516)	(4,057)
Investing Activities
Purchase of fixed assets	-	(800)
Net Cash provided by (used in) Investing Activities	-	(800)
Financing Activities
Sale of common stock	-	5,000
Loans from Shareholder	-	5,600
Net cash provided by financing activities	-	10,600

Net increase (decrease) in cash and equivalents	(19,516)	5,743
Cash and equivalents at beginning of the period	24,225	6,000
Cash and equivalents at end of the period	$ 4,709	$ 11,743

Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -
Non-Cash Financing Activities	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PETRICHOR CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FEBRUARY 29, 2016

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

PETRICHOR CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on January 14, 2014. Since inception through February 29, 2016 the Company has generated $1,560 in revenue and has accumulated losses of $26,654.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At February 29, 2016 the Company's bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during as at February 29, 2016.

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

Stock-Based Compensation

As of February 29, 2016 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on February 29, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2015 audited financial statements.  The results of operations for the nine months ended February 29, 2016 are not necessarily indicative of the operating results for the full year.

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

On January 28, 2016, Petrichor Corp. (the “Company”) filed a Certificate of Amendment to Articles of Incorporation (the “Amendment”) with the Nevada Secretary of State. The Amendment became effective on February 2, 2016, and effected the following amendments to the Company’s Articles of Incorporation:

An 80:1 reverse split of the Company’s issued an outstanding common stock (the “Reverse Split”). Prior to the Reverse Split the Company had 7,580,000 shares of common stock issued and outstanding. After the Reverse Split the Company had 94,750 shares of common stock issued and outstanding. The Reverse Split did not result in any fractional shares. The number of shares of common stock authorized for issuance by the Company was not affected by the Reverse Split.

As of February 29, 2016, the Company had 94,750 shares issued and outstanding.

NOTE 5 - PREFERRED STOCK

The Company has 10,000,000 shares of blank check preferred stock authorized par value $0.0010 per share (the “Blank Check PS”). The Blank Check PS may be designated into one or more series, from time to time, by the Company’s Board of Directors by filing a certificate pursuant to NRS Chapter 78.

Designating 4,000,000 shares of Blank Check PS as Series A Preferred Stock (“Series A PS”), which Series A PS has the same rights, preferences, powers, privileges and restrictions, qualifications and limitations as the Company’s common stock, with the exception that (i) each share of Series A PS is entitled to 2 votes on all matters submitted to the Company’s shareholders for a vote; and (ii) the Series A PS shall convert, on a share for share basis, into shares of the Company’s common stock, at the earlier to occur of the following: (A) any shares of Series A PS that are transferred by the initial holder thereof to an unaffiliated person or entity shall automatically upon said transfer convert to shares of the Company’s common stock; and (B) shares of Series A Preferred Stock shall convert to Company common stock at the election of the holder thereof, upon notice to the Company.

NOTE 5 – RELATED PARTY TRANSACTIONS

On February 26, 2014, the Company sold 5,000,000 shares of common stock at a price of $0.001 per share to its director.

As of February 29, 2016, the Director loaned $6,856 to the Company to pay for general and administrative expenses. This loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 29, 2016 to the date the financial statements were issued and has determined that there are no items to disclos

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

THREE MONTH PERIOD ENDED FEBRUARY 29, 2016 COMPARED TO THREE MONTH PERIOD ENDED FEBRUARY 28, 2015

Our net loss for the three month period ended February 29, 2016 was $4,056 compared to a net loss of $1,040 during three month period ended February 28, 2015. During the three month period ended February 29, 2016 and February 28, 2015 we did not generate any revenue.

During the three month period ended February 29, 2016, we incurred general and administrative expenses of $4,056 compared to $1,040 incurred during three month period ended February 28, 2015.  General and administrative expenses incurred during the three month period ended February 29, 2016 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

NINE MONTH PERIOD ENDED FEBRUARY 29, 2016 COMPARED TO NINE MONTH PERIOD ENDED FEBRUARY 28, 2015

Our net loss for the nine month period ended February 29, 2016 was $13,903 compared to a net loss of $4,137 during nine month period ended February 28, 2015. During the nine month period ended February 29, 2016 we did not generate any revenue, compared to $1,560 in revenue for the nine month period ended February 28, 2015.

During the nine month period ended February 29, 2016, we incurred general and administrative expenses of $13,903 compared to $5,697 incurred during nine month period ended February 28, 2015.  General and administrative expenses incurred during the nine month period ended February 29, 2016 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED FEBRUARY 29, 2016

As of February 29, 2016, our current assets were $10,542 compared to $24,225 in current assets at May 31, 2015. Current assets were comprised of $4,709 in cash, $5,833 in prepaid expenses and $560 in equipment. As of February 29, 2016, our current liabilities were $6,956. Current liabilities were comprised of $6,856 in advances from a Director and $100 in account payable.

Stockholders’ equity was $4,146 as of February 29, 2016 compared to stockholder’s equity of $18,049 as of May 31, 2015.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended February 29, 2016, net cash flows used in operating activities was $19,516 consisting of a net loss of $13,903, increase in prepaid expenses of $5,833, increase in accounts payable of $100 and depreciation of $120. Net cash flows used in operating activities was $4,057 during nine month period ended February 28, 2015.

CASH FLOWS FROM INVESTING ACTIVITIES

We neither generated, nor used, funds in investing activities during the nine months period ended February 29, 2016. Net cash flows used in investing activities was $800 during nine month period ended February 28, 2015.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the nine month periods ended February 29, 2016, net cash provided by financing activities was $0. During nine month period ended February 28, 2015, net cash flows from financing activities was $10,600 received from proceeds from issuance of common stock of $5,000 and $5,600 loan from the Shareholder.

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

MATERIAL COMMITMENTS

As of February 29, 2016, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended February 29, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

On January 28, 2016, Petrichor Corp. (the “Company”) filed a Certificate of Amendment to Articles of Incorporation (the “Amendment”) with the Nevada Secretary of State. The Amendment became effective on February 2, 2016, and effected the following amendments to the Company’s Articles of Incorporation:

An 80:1 reverse split of the Company’s issued an outstanding common stock (the “Reverse Split”). Prior to the Reverse Split the Company had 7,580,000 shares of common stock issued and outstanding. After the Reverse Split the Company had 94,750 shares of common stock issued and outstanding. The Reverse Split did not result in any fractional shares. The number of shares of common stock authorized for issuance by the Company was not affected by the Reverse Split.

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

PETRICHOR CORP.
Dated: April 8, 2016	By: /s/ Liudmila Shokhina
Liudmila Shokhina President and Chief Executive Officer and Chief Financial Officer