Form 10-K
period 2016-05-31
PETRICHOR CORP.
filed 2016-08-04
CIK 1604082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

PETRICHOR CORP.
(Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

30-0806514	7389
IRS Employer Identification Number	Primary Standard Industrial Classification Code Number

Petrichor Corp.

4F., No.150, Bo'ai Rd., Zhongzheng Dist.,

Taipei City 100, Taiwan (R.O.C.)
TEL:+8862-23123696

FAX:+8862-23123796

(Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

As of July 25, 2016, the registrant had 94,750 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of June 7, 2016.

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

Petrichor Corp. hoped to position itself to take full advantage of the fast growing Internet industry. Our concept would allow anyone who has a mobile devise or computer and access to the Internet to send us documents for translation from different languages.

On April 22, 2016, Liudmila Shokhina, the principal shareholder of the Company, consummated the transactions contemplated by a Stock Purchase Agreement, dated April 4, 2016, which provided for the sale of 5,000,000 shares of common stock of the Company (the "Shares") to Chun-Hao Chang (the "Purchaser"). The consideration paid for the Shares, which represent 65.96% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $242,750. The source of the cash consideration for the Shares was personal funds of the Purchaser. In connection with the transaction, Mrs. Shokhina released the Company from all debts owed to her.

On May 2, 2016, the existing director and officer, Chun-Hao Chang appointed Mei-Chun Lin as the Chief Financial Officer of the Company and to serve on the Company's board of directors.

There are no arrangements or understandings among members of both the former and new control persons and their associates with respect to the election of directors of the Company or other matters.

Our Services

Petrichor Corp. is online-only translation company. We plan to provide on-demand human-translation services to businesses, individuals, and enterprises. Web-based human translation is generally favored by companies and individuals that wish to secure more accurate translations. In view of the frequent inaccuracy of machine translations, we believe that human translation remains the most reliable, most accurate form of translation available. While not instantaneous like its machine counterparts such as Google Translate and Yahoo! Babel Fish, web-based human translation has been gaining popularity by providing relatively fast, accurate translation for business communications, legal documents, medical records, and software localization. Web-based human translation also appeals to private website users and bloggers. The Company has recently abandoned this business strategy as it looks to shift its focus to a yet to be determined business plan.

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

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

There is a limited public market for our common shares. Our common shares are quoted on the OTC Bulletin Board and OTC Link under the symbol "PTRR". Trading in stocks quoted on the OTC Bulletin Board and OTC Link is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company's operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

Our net loss for the fiscal year ended May 31, 2016 was $24,756 compared to a net loss of $12,495 for the year ended May 31, 2015. During fiscal year ended May 31, 2016 we have generated no revenues. For the year ended to May 31, 2015, we generated $1,560 in revenue. The decrease in revenue was the result of our shifting the Company's business plan away from the online-only translation business to a yet to be determined business plan.

During the fiscal year ended May 31, 2016, we incurred expenses of $24,756 compared to $14,055 for the year ended May 31, 2015 because of our hiring additional staff to fill the Web-based human translation.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2016 our current assets were $3,333 compared to $24,225 in current assets at May 31, 2015, this was the result of the change in control transaction. As of May 31, 2016, our current liabilities were $7,296 compared to $6,856 in current liabilities at May 31, 2015. There was little change.

Stockholders' equity decreased from $18,049 as of May 31, 2015 to $(3,443) as of May 31, 2016.

The weighted average number of shares outstanding was 94,750 for the year ended May 31, 2016 compared to 69,252 for the year ended May 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended May 31, 2016, net cash flows used in operating activities was $20,633. Net cash flows used in operating activities was $12,375 for the year ended May 31, 2015. This was the result of hiring additional staff to fill the Web-based human translation.

Cash Flows from Investing Activities

For the year ended May 31, 2016, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended May 31, 2016, net cash flows used in financing activities was $3,592. For the year ended May 31, 2015, net cash flows from financing activities was $31,400 received from proceeds from issuance of common stock and advance from director.

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

GOING CONCERN

The independent auditors' report accompanying our May 31, 2016 and May 31, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Petrichor Corp.

We have audited the accompanying balance sheets of Petrichor Corp. as of May 31, 2016 and 2015, and the related statements of operations, stockholder's equity, and cash flows for the years ended May 31, 2016 and 2015. Petrichor Corp.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petrichor Corp. as of May 31, 2016 and 2015 and the results of its operations and its cash flows for the years ended May 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had accumulated deficit of $37,507 as of May 31, 2016, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP
Edina, MN
August 2, 2016

5201 Eden Ave

Suite 300

Edina, MN 55436

630.277.2330

PETRICHOR CORP.

BALANCE SHEETS

	May 31,	May 31,
	2016	2015

ASSETS
Current Assets
Cash	$-	$24,225
Prepaid and other current assets	3,333	-
Total current assets	3,333	24,225

Non-current Assets
Computer, net of accumulated depreciation	520	680
Total non-current assets

TOTAL ASSETS	$3,853	$24,905

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$2,296	$-
Loan from Shareholder	-	6,856
Due to related parties	5,000	-
Total Current Liabilities	7,296	6,856

TOTAL LIABILITIES	7,296	6,856

Stockholders' Equity (Deficit)
Preferred stock: 10,000,000 authorized; $0.001 par value, no shares outstanding	-	-
Common stock: 75,000,000 authorized; $0.001 par value, 94,750 shares issued and outstanding	95	95
Additional paid in capital	33,969	30,705
Accumulated deficit	(37,507)	(12,751)
Total Stockholders' Equity (Deficit)	(3,443)	18,049

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,853	$24,905

The accompanying notes are an integral part of these financial statements.

PETRICHOR CORP.

STATEMENTS OF OPERATIONS

	Year Ended
	May 31,
	2016	2015

Revenues	$-	$1,560

Operating Expenses
General and administration	24,756	14,055
Total operating expenses	24,756	14,055

Net loss before taxes	(24,756)	(12,495)

Net loss	$(24,756)	$(12,495)

Loss per common share - Basic	(0.26)	(0.18)

Weighted average number of common shares outstanding - Basic	94,750	69,252

The accompanying notes are an integral part of these financial statements.

  PETRICHOR CORP.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 31, 2014 TO MAY 31, 2016

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, May 31, 2014	-	$-	62,500	$63	$4,937	$(256)	$4,744

Common shares issued for cash at $0.01	-	-	32,250	32	25,768	-	25,800
Net loss			-	-	-	(12,495)	(12,495)

Balance, May 31, 2015	-	-	94,750	95	30,705	(12,751)	18,049

Forgiveness of debt	-	-	-	-	3,264	-	3,264
Net loss	-	-	-	-	-	(24,756)	(24,756)

Balance, May 31, 2016	-	$-	94,750	$95	$33,969	$(37,507)	$(3,443)

The accompanying notes are an integral part of these financial statements

PETRICHOR CORP.
STATEMENTS OF CASH FLOWS

	Year Ended
	May 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,756)	$(12,495)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	160	120
Changes in operating assets and liabilities:
Prepaid expenses	(3,333)	-
Accounts payable	2,296	-
Due to related party	5,000	-
Net Cash Used in Operating Activities	(20,633)	(12,375)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(800)
Net Cash Used in Investing Activities	-	(800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	25,800
Loans from Shareholder	(3,592)	5,600
Net Cash Provided by (Used in) Financing Activities	(3,592)	31,400

Net increase (decrease) in cash and cash equivalents	(24,225)	18,225
Cash and cash equivalents, beginning of period	24,225	6,000
Cash and cash equivalents, end of period	$-	$24,225

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash Financing Activities:
Forgiveness of debt	$3,264	$-

The accompanying notes are an integral part of these financial statements.

PETRICHOR CORP.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2016

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

PETRICHOR CORP. ("the Company") was incorporated under the laws of the State of Nevada, U.S. on January 14, 2014. Since inception through May 31, 2016 the Company has generated $1,560 in revenue and has accumulated losses of $37,507.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At May 31, 2016 the Company's bank deposits did not exceed the insured amounts.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with "ASC-260", "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

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

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during as at May 31, 2016.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). The Company has adopted May 31 fiscal year end.

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

Recent accounting pronouncements

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.

In January 2016, the FASB issued ASU 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement –Period Adjustments." Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. The Company is currently evaluating the impact of adopting this guidance.

There have been three new ASUs issued amending certain aspects of ASU 2014-09. ASU 2016-08 "Principal versus Agent Considerations (Reporting Revenue Gross Versus Net)," was issued in March, 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10 "Identifying Performance Obligations and Licensing" issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. Finally, ASU 2016-12, "Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients" provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. The Company is currently evaluating the impact of adopting this guidance.

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

Stock-Based Compensation

As of May 31, 2016 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

On January 28, 2016, Petrichor Corp. (the "Company") filed a Certificate of Amendment to Articles of Incorporation (the "Amendment") with the Nevada Secretary of State. The Amendment became effective on February 2, 2016, and effected the following amendments to the Company's Articles of Incorporation:

An 80:1 reverse split of the Company's issued an outstanding common stock (the "Reverse Split"). Prior to the Reverse Split the Company had 7,580,000 shares of common stock issued and outstanding. After the Reverse Split the Company had 94,750 shares of common stock issued and outstanding. The Reverse Split did not result in any fractional shares. The number of shares of common stock authorized for issuance by the Company was affected by the Reverse Split.

For the period from February 26, 2015 to April 24, 2015, the Company issued 32,250 shares of its common stock at $0.01 per share for total proceeds of $25,800.

As of May 31, 2016 and 2015, the Company had 94,750 shares issued and outstanding, respectively.

NOTE 4 – PREFERRED STOCK

The Company has 10,000,000 shares of blank check preferred stock authorized par value $0.0010 per share (the "Blank Check PS"). The Blank Check PS may be designated into one or more series, from time to time, by the Company's Board of Directors by filing a certificate pursuant to NRS Chapter 78.

Designating 4,000,000 shares of Blank Check PS as Series A Preferred Stock ("Series A PS"), which Series A PS has the same rights, preferences, powers, privileges and restrictions, qualifications and limitations as the Company's common stock, with the exception that (i) each share of Series A PS is entitled to 2 votes on all matters submitted to the Company's shareholders for a vote; and (ii) the Series A PS shall convert, on a share for share basis, into shares of the Company's common stock, at the earlier to occur of the following: (A) any shares of Series A PS that are transferred by the initial holder thereof to an unaffiliated person or entity shall automatically upon said transfer convert to shares of the Company's common stock; and (B) shares of Series A Preferred Stock shall convert to Company common stock at the election of the holder thereof, upon notice to the Company.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the period ended May 31, 2016, the former Director loaned $6,856 to the Company to pay for general and administrative expenses. This loan is non-interest bearing, due upon demand and unsecured. On May 18, 2016, $3,592 was repaid to a former Director and on April 4, 2016 $3,264 was forgiven by the former Director, which was written off and recorded as additional paid in capital. As of May 31, 2016 and 2015, loan from shareholder was $0 and $6,856, respectively.

During the period ended May 31, 2016, legal fees of $5,000 was paid by the chairman and recorded as due to related party. As of May 31, 2016 and 2015, the balance due to related party was $5,000 and $0, respectively

NOTE 6 – INCOME TAXES

As of May 31, 2016, the Company had net operating loss carry forwards of approximately $37,507 that may be available to reduce future years' taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	May 31, 2016	May 31, 2015
Federal income tax benefit attributable to:
Current Operations	$3,713	$1,874
Less: valuation allowance	(3,713)	(1,874)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 15% of significant items comprising our net deferred tax amount is as follows:

	May 31, 2016	May 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$5,625	$1,912
Less: valuation allowance	(5,625)	(1,912)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $37,507 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2016 to the date the financial statements were issued and has determined that there are no items to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year May 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position

Liudmila Shokhina* 18801 Collins Ave., Ste. 102-252, Sunny Isles Beach, FL 33160	67	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Chun-Hao Chang^ 39
4F., No.150, Bo'ai Rd., Zhongzheng Dist.		President, CEO, Secretary and Director
Taipei City 100, Taiwan (R.O.C.)		(Principal Executive Officer)

Mei-Chun Lin# 42
4F., No.150, Bo'ai Rd., Zhongzheng Dist.		CFO and Director
Taipei City 100, Taiwan (R.O.C.)		(Principal Financial and Accounting Officer)

* Liudmila Shokhin resigned on April 22, 2016

^ Chun-Hao Chang was appointed on April 22, 2016

# Mei-Chun Lin was appointed on May 2, 2016

Chun-Hao Chang, age 39, President, CEO, Secretary and Director of the Company, has been the president and a director since October 24, 2013 and chief executive officer since September 15, 2014 of Jishanye Inc. Jishanye Inc. is a publicly traded company in the United States that offers death management services in Taiwan. Mr. Chang is also the chairman of Taiwan Life, and Taiwan Life Funeral Enterprises Ltd., companies in which he has a significant equity interest. Taiwan Life Funeral Enterprises also provides funeral management services in Taiwan. Mr. Chang has been the chief executive officer of Taiwan Life since 2010. Although Mr. Chang devotes a portion of his time to his other business activities, his principal business activity is as our chief executive officer. Mr. Chang was the supervisor of Kaohsiung City Youth Career Development Association and The Port Junior Chamber from 2012 to 2013. Mr. Chang was selected as a director because of his business operations experience.

There are no arrangements or understandings between Chun-Hao Chang and any other persons pursuant to which he was selected as an officer or director of the Company.

Currently, and for the past ten years, Mr. Chang has not been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which he was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

Mei-Chun Lin, age 42, CFO and Director of the Company, is currently, and has been, the chief financial officer of Jishanye Inc. since September 15, 2014. Mei-Chun Lin graduated from National Sun Yat-sen University and majored in Accounting. At present, she is studying for an executive master's degree at Business Management Institute of I-Shou University. Ms. Lin worked with the Lv Huiqing Accounting Firm as an account examiner from August 1998 to August 2000, Gao Du Motor Corporation Ltd. as chief accountant from September 2000 to July 2010 and as audit supervisor from July 2010 to September 2012, and Xing Da Company Limited as accounting supervisor from November 2012 to September 2013. Ms. Lin has 17 years of accounting experience.

There are no arrangements or understandings between Mei-Chun Lin and any other persons pursuant to which she was selected as an officer or director of the Company.

Currently, and for the past ten years, Ms. Lin has not been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which he was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on January 14, 2014 until May 31, 2015 and for the year ended May 31, 2016:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Liudmila Shokhina,* President, Secretary and Treasurer	January 14, 2014 to May 31, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	June 1, 2015 to May 31, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Chu-Hao Chang^, President, CEO, CFO, and Secretary	June 1, 2015 to May 31, 2106	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Mei-Chun Lin#, CFO	June 1, 2015 to May 31, 2106	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

*Liudmila Shokhin resigned on April 22, 2016

^ Chun-Hao Chang was appointed on April 22, 2016

# Mei-Chun Lin was appointed on May 2, 2016

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

Other than the change of control, discussed above, which occurred on April 22, 2016, as of May 31, 2016, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of May 31, 2016 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Chun-Hao Chang 4F., No.150, Bo'ai Rd., Zhongzheng Dist. Taipei City 100, Taiwan (R.O.C.)	5,000,000 shares of common stock (direct)	65.96%

The percent of class is based on 7,580,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 26, 2014, we issued a total of 5,000,000 shares of restricted common stock to Liudmila Shokhina, our sole officer and director in consideration of $5,000. Further, Ms. Shokhina has advanced funds to us. As of May 31, 2016, Ms. Shokhina advanced us $6,856. The obligation to Ms. Shokhina does not bear interest. On April 22, 2016, Ms. Shokhina, upon the sale of her shares of common stock, waived her rights to such obligation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended May 31, 2016, we incurred approximately $11,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended May 31, 2015 and for the reviews of our financial statements for the quarters ended August 31, 2015, November 30, 2015 and February 28, 2016.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRICHOR CORP.

Dated: August 3, 2016	By:	/s/ Chun-Hao Chang
Chun-Hao Chang President and Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Chun-Hao Chang	Dated: August 3, 2016
Chun-Hao Chang
Director

By:	/s/ Mei-Chun Lin	Dated: August 3, 2016
Mei-Chun Lin
Director

