Form 10-Q
period 2016-08-31
PETRICHOR CORP.
filed 2016-10-19
CIK 1604082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 333-198969

PETRICHOR CORP.
(Exact name of registrant as specified in its charter)

Nevada	30-0806514
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4F., No.150, Bo’ai Rd., Zhongzheng Dist., Taipei City 100, Taiwan (R.O.C.)	N/A
(Address of principal executive offices)	(Zip Code)

+8862-23123696

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES   ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ YES   ☐ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES   ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

94,750 shares of common stock as of October 4, 2016

PETRICHOR CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	August 31, 2016	May 31, 2016
ASSETS
Current Assets
Prepaid and other current assets	$833	$3,333
Total current assets	833	3,333

Non-current Assets
Computer, net of accumulated depreciation of $320 and $280	480	520
Total non-current assets

TOTAL ASSETS	$1,313	$3,853

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$318	$2,296
Due to related parties	21,796	5,000
Total Current Liabilities	22,114	7,296

TOTAL LIABILITIES	22,114	7,296

Stockholders' Deficit
Preferred stock: 10,000,000 authorized; $0.001 par value, no shares outstanding	-	-
Common stock: 75,000,000 authorized; $0.001 par value, 94,750 shares issued and outstanding	95	95
Additional paid in capital	33,969	33,969
Accumulated deficit	(54,865)	(37,507)
Total Stockholders' Deficit	(20,801)	(3,443)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,313	$3,853

The accompanying notes are an integral part of these unaudited financial statements.

PETRICHOR CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	August 31,
	2016	2015

Revenues	$-	$-

Operating Expenses
General and administration	17,358	4,340
Total operating expenses	17,358	4,340

Net loss before taxes	(17,358)	(4,340)

Net loss	$(17,358)	$(4,340)

Loss per common share - Basic	(0.18)	(0.05)

Weighted average number of common shares outstanding - Basic	94,750	94,750

The accompanying notes are an integral part of these unaudited financial statements.

PETRICHOR CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	August 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,358)	$(4,340)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	40	40
Changes in operating assets and liabilities:
Prepaid expenses	2,500	-
Accounts payable	(1,978)	-
Due to related party		-
Net Cash Used in Operating Activities	(16,796)	(4,300)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	16,796	-
Net Cash Provided by Financing Activities	16,796	-

Net increase (decrease) in cash and cash equivalents	-	(4,300)
Cash and cash equivalents, beginning of period	-	24,225
Cash and cash equivalents, end of period	$-	$19,925

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

 PETRICHOR CORP.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2016

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

PETRICHOR CORP. ("the Company") was incorporated under the laws of the State of Nevada, U.S. on January 14, 2014. Since inception through August 31, 2016 the Company has generated $1,560 in revenue and has accumulated losses of $54,865.

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

Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on August 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2016 audited financial statements. The results of operations for the three months ended August 31, 2016 are not necessarily indicative of the operating results for the full year.

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

As of August 31, 2016, the Company had 94,750 shares issued and outstanding.

NOTE 5 – PREFERRED STOCK

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

NOTE 6 – RELATED PARTY TRANSACTIONS

During the period ended August 31, 2016, operating expense of $16,796 was paid by related party and recorded as due to related party. As of August 31, 2016 and May 31, 2016, the balance due to related party was $21,796 and $5,000, respectively

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2016 to the date the financial statements were issued and has determined that there are no items to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Petrichor Corp. hoped to position itself to take full advantage of the fast growing Internet industry. Our concept would allow anyone who has a mobile device or computer and access to the Internet to send us documents for translation from different languages.

On April 22, 2016, Liudmila Shokhina, the principal shareholder of the Company, consummated the transactions contemplated by a Stock Purchase Agreement, dated April 4, 2016, which provided for the sale of 5,000,000 shares of common stock of the Company (the “Shares”) to Chun-Hao Chang (the “Purchaser”). The consideration paid for the Shares, which represent 65.96% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $242,750. The source of the cash consideration for the Shares was personal funds of the Purchaser. In connection with the transaction, Mrs. Shokhina released the Company from all debts owed to her.

On May 2, 2016, the existing director and officer, Chun-Hao Chang appointed Mei-Chun Lin as the Chief Financial Officer of the Company and to serve on the Company’s board of directors.

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

THREE MONTH PERIOD ENDED AUGUST 31, 2016 COMPARED TO THREE MONTH PERIOD ENDED AUGUST 31, 2015

Our net loss for the three-month period ended August 31, 2016 was $17,358 compared to a net loss of $4,340 during the three-month period ended August 31, 2015. During the three-month period ended August 31, 2016 and August 31, 2015 we did not generate any revenue.

During the three-month period ended August 31, 2016, we incurred general and administrative expenses of $17,358 compared to $4,340 incurred during the three-month period ended August 31, 2015. General and administrative expenses incurred during the three-month period ended August 31, 2016 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED AUGUST 31, 2016

As of August 31, 2016, our current assets were $833 compared to $3,333 in current assets at May 31, 2016. Current assets were comprised of $833 in prepaid expenses. As of August 31, 2016, our current liabilities were $22,114. Current liabilities were comprised of $21,796 in advances from a Director and $318 in account payable.

Stockholders’ deficit was $20,801 as of August 31, 2016 compared to stockholder’s deficit of $3,443 as of May 31, 2016.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three-month period ended August 31, 2016, net cash flows used in operating activities was $16,796  consisting of a net loss of $17,358, increase in prepaid expenses of $2,500, increase in accounts payable of $1,978 and depreciation of $40. Net cash flows used in operating activities was $4,300, consisting of a net loss of $4,340 and depreciation of $40, during three-month period ended August 31, 2015.

CASH FLOWS FROM INVESTING ACTIVITIES

We neither generated, nor used, funds in investing activities during the three-month period ended August 31, 2016. Net cash flows used in investing activities was $0 during three-month period ended August 31, 2015.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the three month periods ended August 31, 2016, net cash provided by financing activities was $16,796. During three-month period ended August 31, 2015, net cash flows from financing activities was $0.

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

MATERIAL COMMITMENTS

As of August 31, 2016, we had no material commitments.

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

GOING CONCERN

The independent auditors' audit report accompanying our May 31, 2016 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended August 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETRICHOR CORP.

Dated: October 19, 2016	By:	/s/ Chun-Hao Chang
Chun-Hao Chang President and Chief Executive Officer and Secretary

Dated: October 19, 2016	By:	/s/ Mei-Chun Lin
Mei-Chun Lin Chief Financial Officer

