Form 10-Q
period 2016-11-30
PETRICHOR CORP.
filed 2017-01-17
CIK 1604082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

PETRICHOR CORP.
(Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

30-0806514	7389
IRS Employer Identification Number	Primary Standard Industrial Classification Code Number

Petrichor Corp.

4F., No.150, Bo’ai Rd., Zhongzheng Dist.,

Taipei City 100, Taiwan (R.O.C.)

TEL:+8862-23123696

FAX:+8862-23123796

(Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 94,750 as of November 30, 2016.

PETRICHOR CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	November 30,	May 31,
	2016	2016
ASSETS
Current Assets
Prepaid and other current assets	$-	$3,333
Total current assets	-	3,333

Non-current Assets
Computer, net of accumulated depreciation of $360 and $280	440	520
Total non-current assets	440	520

TOTAL ASSETS	$440	$3,853

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$618	$2,296
Due to related parties	27,296	5,000
Total Current Liabilities	27,914	7,296

TOTAL LIABILITIES	27,914	7,296

Stockholders' Deficit
Preferred stock: 10,000,000 authorized; $0.001 par value, no shares outstanding	-	-
Common stock: 75,000,000 authorized; $0.001 par value, 94,750 shares issued and outstanding	95	95
Additional paid in capital	33,969	33,969
Accumulated deficit	(61,538)	(37,507)
Total Stockholders' Deficit	(27,474)	(3,443)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$440	$3,853

The accompanying notes are an integral part of these unaudited financial statements.

PETRICHOR CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating Expenses
General and administration	6,673	5,507	24,031	9,847
Total operating expenses	6,673	5,507	24,031	9,847

Net loss before taxes	(6,673)	(5,507)	(24,031)	(9,847)

Net loss	$(6,673)	$(5,507)	$(24,031)	$(9,847)

Loss per common share - Basic	$(0.07)	$(0.06)	$(0.25)	$(0.10)

Weighted average number of common shares outstanding - Basic	94,750	94,750	94,750	94,750

The accompanying notes are an integral part of these unaudited financial statements.

PETRICHOR CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	November 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,031)	$(9,847)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	80	80
Changes in operating assets and liabilities:
Prepaid expenses	3,333	(8,333)
Accounts payable	(1,678)	100
Net Cash Used in Operating Activities	(22,296)	(18,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	22,296	-
Net Cash Provided by Financing Activities	22,296	-

Net increase (decrease) in cash and cash equivalents	-	(18,000)
Cash and cash equivalents, beginning of period	-	24,225
Cash and cash equivalents, end of period	$-	$6,225

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

PETRICHOR CORP.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2016

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

PETRICHOR CORP. ("the Company") was incorporated under the laws of the State of Nevada, U.S. on January 14, 2014. Since inception through November 30, 2016 the Company has generated $1,560 in revenue and has accumulated losses of $61,538.

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

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on November 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2016 audited financial statements. The results of operations for the three months ended November 30, 2016 are not necessarily indicative of the operating results for the full year.

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

As of November 30, 2016, the Company had 94,750 shares issued and outstanding.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

During the period ended November 30, 2016, operating expense of $22,296 was paid by related party and recorded as due to related party. As of November 30, 2016 and May 31, 2016, the balance due to related party was $27,296 and $5,000, respectively.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, The Company has evaluated subsequent events from November 30, 2016 to the date the financial statements were issued and has determined that there are no items to disclose.

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

SIX MONTH PERIOD ENDED NOVEMBER 30, 2016 COMPARED TO SIX MONTH PERIOD ENDED NOVEMBER 30, 2015

Our net loss for the Six-month period ended November 30, 2016 was $24,031 compared to a net loss of $9,847 during the six-month period ended November 30, 2015. During the six-month period ended November 30, 2016 and November 30, 2015 we did not generate any revenue.

During the six-month period ended November 30, 2016, we incurred general and administrative expenses of $24,031 compared to $9,847 incurred during six-month period ended November 30, 2015. General and administrative expenses incurred during the six-month period ended November 30, 2016 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

THREE MONTH PERIOD ENDED NOVEMBER 30, 2016 COMPARED TO THREE MONTH PERIOD ENDED NOVEMBER 30, 2015

Our net loss for the three-month period ended November 30, 2016 was $6,673 compared to a net loss of $5,507 during the three-month period ended November 30, 2015. During the three-month period ended November 30, 2016 and November 30, 2015 we did not generate any revenue.

During the three-month period ended November 30, 2016, we incurred general and administrative expenses of $6,673 compared to $5,507 incurred during three-month period ended November 30, 2015. General and administrative expenses incurred during the three-month period ended November 30, 2016 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED NOVEMBER 30, 2016

As of November 30, 2016, our current assets were $0 compared to $3,333 in current assets at November 30, 2015. As of November 30, 2016, our current liabilities were $27,914. Current liabilities were comprised of $27,296 in advances from a Director and $618 in accounts payable.

Stockholders’ deficit was $27,474 as of November 30, 2016 compared to stockholder’s deficit of $3,443 as of November 30, 2015.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six-month period ended November 30, 2016, net cash flows used in operating activities was $22,296 consisting of a net loss of $24,031, decrease in prepaid expenses of $3,333, decrease in accounts payable of $1,678 and depreciation of $80. Net cash flows used in operating activities was $18,000 during the six-month period ended November 30, 2015.

CASH FLOWS FROM INVESTING ACTIVITIES

We neither generated, nor used, funds in investing activities during the six-month period ended November 30, 2016. Net cash flows used in investing activities was $0 during the six-month period ended November 30, 2015.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the six month period ended November 30, 2016, net cash provided by financing activities was $22,296. During six-month period ended November 30, 2015, net cash flows from financing activities was $0.

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

MATERIAL COMMITMENTS

As of November 30, 2016, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended November 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a- 14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a- 14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRICHOR CORP.

Dated: January 17, 2017	By:	/s/ Chun-Hao Chang
Chun-Hao Chang President and Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Chun-Hao Chang	Dated: January 17, 2017
Chun-Hao Chang
Director

By:	/s/ Mei-Chun Lin	Dated: January 17, 2017
Mei-Chun Lin
Director

