Form 10-Q
period 2017-02-28
WEI PAI ELECTRONIC COMMERCE CO., LTD.
filed 2017-04-19
CIK 1604082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

WEI PAI ELECTRONIC COMMERCE CO., LTD.
(Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

30-0806514	7389
IRS Employer Identification Number	Primary Standard Industrial Classification Code Number

WEI PAI ELECTRONIC COMMERCE CO., LTD.

20F.-5, No.91, Zhongshan 2nd Rd., Qianzhen Dist.

Kaohsiung City 806, Taiwan (R.O.C.)

TEL: +886935514370

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,950,000 as of April 12, 2017.

WEI PAI ELECTRONIC COMMERCE CO., LTD.

(Formerly PETRICHOR CORP.)

CONDENSED BALANCE SHEETS

(Unaudited)

	February 28,	May 31,
	2017	2016
ASSETS
Current Assets
Prepaid and other current assets	$-	$3,333
Total current assets	-	3,333

Non-current Assets
Computer, net of accumulated depreciation of $400 and $280	400	520
Total non-current assets	400	520

TOTAL ASSETS	$400	$3,853

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$2,583	$2,296
Due to related party	31,796	5,000
Total Current Liabilities	34,379	7,296

TOTAL LIABILITIES	34,379	7,296

Stockholders' Deficit
Preferred stock: 10,000,000 authorized; $0.001 par value, no shares outstanding	-	-
Series A Preferred Stock, $0.001 par value, 4,000,000 designated; no shares outstanding	-	-
Common stock: 75,000,000 authorized; $0.001 par value, 18,950,000 shares issued and outstanding	18,950	18,950
Additional paid in capital	15,114	15,114
Accumulated deficit	(68,043)	(37,507)
Total Stockholders' Deficit	(33,979)	(3,443)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$400	$3,853

The accompanying notes are an integral part of these unaudited financial statements.

WEI PAI ELECTRONIC COMMERCE CO., LTD.

(Formerly PETRICHOR CORP.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Operating Expenses
General and administration	6,505	5,507	30,536	9,847
Total operating expenses	6,505	5,507	30,536	9,847

Net loss before taxes	(6,505)	(5,507)	(30,536)	(9,847)

Net loss	$(6,505)	$(5,507)	$(30,536)	$(9,847)

Loss per common share - Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic	18,950,000	18,950,000	18,950,000	18,950,000

The accompanying notes are an integral part of these unaudited financial statements.

WEI PAI ELECTRONIC COMMERCE CO., LTD.

(Formerly PETRICHOR CORP.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	February 28,	February 29,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,536)	$(9,847)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	120	80
Changes in operating assets and liabilities:
Prepaid expenses	3,333	(8,333)
Accounts payable	287	100
Net Cash Used in Operating Activities	(26,796)	(18,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	26,796	-
Net Cash Provided by Financing Activities	26,796	-

Net increase (decrease) in cash and cash equivalents	-	(18,000)
Cash and cash equivalents, beginning of period	-	24,225
Cash and cash equivalents, end of period	$-	$6,225

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

WEI PAI ELECTRONIC COMMERCE CO., LTD.

(Formerly PETRICHOR CORP.)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

WEI PAI ELECTRONIC COMMERCE CO., LTD. ("the Company") was incorporated under the laws of the State of Nevada, U.S. on January 14, 2014.

Effective on March 16, 2017, the Company changed its name from " PETRICHOR CORP.," to " WEI PAI ELECTRONIC COMMERCE CO., LTD."

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

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on February 28, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2016 audited financial statements. The results of operations for the nine months ended February 28, 2017 are not necessarily indicative of the operating results for the full year.

NOTE 3 – GOING CONCERN

At February 28, 2017, the Company had no cash and cash equivalents, a working capital deficit of $34,379, and an accumulated deficit of $68,043. Additionally, the Company has incurred losses since its inception, as initial costs were incurred in advance of obtaining customers.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

Management has taken actions to ensure that the Company will continue as a going concern through May 31, 2017, including evaluation and strategic planning to increase working capital, analysis of future operating expenses and commitments, and reviewing other potential funding opportunities. Management believes that these actions will enable the Company to continue as a going concern through the date these financial statements were issued.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

Effective on March 16, 2017, the Company amended its Certificate of Incorporation, as amended, to effectuate a 200 for 1 forward stock split of its issued and outstanding shares of common stock. All relevant information relating to numbers of shares and per share information have been retrospectively adjusted to reflect the reverse stock split for all periods presented.

As of February 28, 2017, the Company had 18,950,000 shares issued and outstanding.

NOTE 5 – PREFERRED STOCK

The Company has 10,000,000 shares of blank check preferred stock authorized par value $0.0010 per share (the “Blank Check PS”). The Blank Check PS may be designated into one or more series, from time to time, by the Company’s Board of Directors by filing a certificate pursuant to NRS Chapter 78.

Designating 4,000,000 shares of Blank Check PS as Series A Preferred Stock (“Series A PS”), which Series A PS has the same rights[SV1] , preferences, powers, privileges and restrictions, qualifications and limitations as the Company’s common stock, with the exception that (i) each share of Series A PS is entitled to 2 votes on all matters submitted to the Company’s shareholders for a vote; and (ii) the Series A PS shall convert, on a share for share basis, into shares of the Company’s common stock, at the earlier to occur of the following: (A) any shares of Series A PS that are transferred by the initial holder thereof to an unaffiliated person or entity shall automatically upon said transfer convert to shares of the Company’s common stock; and (B) shares of Series A Preferred Stock shall convert to Company common stock at the election of the holder thereof, upon notice to the Company.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine months ended February 28, 2017, operating expense of $26,796 was paid by related party and recorded as due to related party. As of February 28, 2017 and May 31, 2016, the balance due to related party was $31,796 and $5,000, respectively.

NOTE 7 – SUBSEQUENT EVENTS

On March 10, 2017, as a result of a private transaction, the control block of voting stock of this company, represented by 65,000 shares of common stock (the “Shares”), was transferred from Chun-Hao Chang to Hao Fa Chang, and a change of control of the Company+ occurred. The consideration paid for the Shares, which represent 69% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $200,000. The source of the cash consideration for the Shares was personal funds of Hao Fa Chung. In connection with the transaction, Chun-Hao Chang released the Company from all accounts payable and loans due to related parties of $31,796.

Upon the change of control of the Company, the existing directors and officer resigned immediately. Accordingly, Chun-Hao Chang, serving as a director and as an officer, ceased to be the Company’s Chief Executive Officer. Also, Mei-Chun Lin, serving as a director and as an officer, ceased to be the Company’s Principal Accounting Officer. At the effective date of the transfer, Hao Fa Chang assumed the role as Chairman of the Board of Directors and President, Chief Executive Officer, Principal Officer, and Treasurer of the Company.

The Company amended its Articles of Incorporation with the State of Nevada in order to (i) change its name to Wei Pai Electronic Commerce Co. Ltd., (ii) effectuate a 200 for 1 forward stock split and change the authorized shares of common stock to 75,000,000 (the “Amendment”). The financials and footnotes for all share and per share amounts reflect the split on a retroactive basis as if the split was occurred on the first day of the first period presented. The board of directors of the Company approved the Amendments on March 14, 2017. The shareholders of the Company approved of the Amendment by written consent on March 14, 2017. The Amendment became effective on March 16, 2017. We are awaiting final approval from FINRA.

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

General

Wei Pai Electronic Commerce Co. Ltd. was incorporated in the State of Nevada on January 14, 2014 as Petrichor Corp. and established a fiscal year end of May 31. We have minimal assets and have incurred losses since inception. We are a development-stage company formed to commence operations in the business of web-based human translation. As of today, we have registered our company, developed our business plan and registered a domain name for our web site. To date, we recognized the $1,560 of revenue.

Petrichor Corp. hoped to position itself to take full advantage of the fast growing Internet industry. Our concept would allow anyone who has a mobile devise or computer and access to the Internet to send us documents for translation from different languages.

On January 28, 2016, Petrichor Corp. (the “Company”) filed a Certificate of Amendment to Articles of Incorporation (the “Amendment”) with the Nevada Secretary of State. The Amendment, a copy of which is attached as an exhibit hereto, became effective on February 2, 2016, and effected the following amendments to the Company’s Articles of Incorporation:

A. An 80:1 reverse split of the Company’s issued an outstanding common stock (the “Reverse Split”). Prior to the Reverse Split the Company had 7,580,000 shares of common stock issued and outstanding. After the Reverse Split the Company had 94,750 shares of common stock issued and outstanding. The Reverse Split did not result in any fractional shares. The number of shares of common stock authorized for issuance by the Company was not affected by the Reverse Split.

B. The authorization of 10,000,000 shares of blank check preferred stock, par value $0.0010 per share (the “Blank Check PS”). The Blank Check PS may be designated into one or more series, from time to time, by the Company’s Board of Directors by filing a certificate pursuant to NRS Chapter 78.

C. Designating 4,000,000 shares of Blank Check PS as Series A Preferred Stock (“Series A PS”), which Series A PS has the same rights, preferences, powers, privileges and restrictions, qualifications and limitations as the Company’s common stock, with the exception that (i) each share of Series A PS is entitled to 2 votes on all matters submitted to the Company’s shareholders for a vote; and (ii) the Series A PS shall convert, on a share for share basis, into shares of the Company’s common stock, at the earlier to occur of the following: (A) any shares of Series A PS that are transferred by the initial holder thereof to an unaffiliated person or entity shall automatically upon said transfer convert to shares of the Company’s common stock; and (B) shares of Series A Preferred Stock shall convert to Company common stock at the election of the holder thereof, upon notice to the Company.

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

On March 10, 2017, as a result of a private transaction, the control block of voting stock of this company, represented by 65,000 shares of common stock (the “Shares”), were transferred from Chun-Hao Chang to Hao Fa Chang, and a change of control occurred. The consideration paid for the Shares, which represent 69% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $200,000. The source of the cash consideration for the Shares was personal funds of Hao Fa Chung. In connection with the transaction, Chun-Hao Chang released the Company from all accounts payable and loans due to related parties of $27,914.

Upon the change of control of the Company, which occurred on March 10, 2017, the existing directors and officer resigned immediately. Accordingly, Chun-Hao Chang, serving as a director and as an officer, ceased to be the Company’s Chief Executive Officer. Also, Mei-Chun Lin, serving as a director and as an officer, ceased to be the Company’s Principal Accounting Officer. At the effective date of the transfer, Hao Fa Chang assumed the role as Chairman of the Board of Directors and President, Chief Executive Officer, Principal Officer, and Treasurer of the Company.

On March 16, 2017, the Company amended its Articles of Incorporation with the State of Nevada in order to (i) change its name to Wei Pai Electronic Commerce Co. Ltd., (ii) effectuate a 200 for 1 forward stock split and change the authorized shares of common stock to 75,000,000 (the “Amendment”). The board of directors of the Company approved the Amendments on March 14, 2017. The shareholders of the Company approved of the Amendment by written consent on March 14, 2017.

There are no arrangements or understandings among members of both the former and new control persons and their associates with respect to the election of directors of the Company or other matters.

Our Services

Petrichor Corp. was online-only translation company. Wei Pai Electronic Commerce Co., Ltd. now plans to enter the Taiwanese market within the next 12 months by establishing an ecommerce website platform to sell third party products to Taiwanese consumers.

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

NINE MONTH PERIOD ENDED FEBRUARY 28, 2017 COMPARED TO NINE MONTH PERIOD ENDED FEBRUARY 29, 2016

Our net loss for the Nine-month period ended February 28, 2017 was $30,536 compared to a net loss of $9,847 during the nine-month period ended February 29, 2016. During the nine-month period ended February 28, 2017 and February 29, 2016 we did not generate any revenue.

During the nine-month period ended February 28, 2017, we incurred general and administrative expenses of $30,536 compared to $9,847 incurred during nine-month period ended February 29, 2016. General and administrative expenses incurred during the nine-month period ended February 28, 2017 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

THREE MONTH PERIOD ENDED FEBRUARY 28, 2017 COMPARED TO THREE MONTH PERIOD ENDED FEBRUARY 29, 2016

Our net loss for the three-month period ended February 28, 2017 was $6,505 compared to a net loss of $5,507 during the three-month period ended February 29, 2016. During the three-month period ended February 28, 2017 and February 29, 2016 we did not generate any revenue.

During the three-month period ended February 28, 2017, we incurred general and administrative expenses of $6,505 compared to $5,507 incurred during three-month period ended February 29, 2016. General and administrative expenses incurred during the three-month period ended February 28, 2017 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED FEBRUARY 28, 2017

As of February 28, 2017, our current assets were $0 compared to $3,333 in current assets at May 31, 2016. As of February 28, 2017, our current liabilities were $34,379. Current liabilities were comprised of $31,796 in advances from a Director and $2,583 in accounts payable.

Stockholders’ deficit was $33,979, as of February 28, 2017, compared to stockholder’s deficit of $3,443 as of May 31, 2016.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine-month period ended February 28, 2017, net cash flows used in operating activities was $26,796, consisting of a net loss of $30,536, prepaid expenses of $3,333, accounts payable of $287 and depreciation of $120. Net cash flows used in operating activities was $18,000 during nine-month period ended February 29, 2016.

CASH FLOWS FROM INVESTING ACTIVITIES

We neither generated, nor used, funds in investing activities during the nine-month period ended February 28, 2017. Net cash flows used in investing activities was $0 during nine-month period ended February 29, 2016.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the nine month period ended February 28, 2017, net cash provided by financing activities was $26,796. During nine-month period ended February 29, 2016, net cash flows from financing activities was $0.

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

MATERIAL COMMITMENTS

As of February 28, 2017, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements would not be prevented or detected on a timely basis.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended February 28, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

On March 10, 2017, as a result of a private transaction, the control block of voting stock of this company, represented by 65,000 shares of common stock (the “Shares”), were transferred from Chun-Hao Chang to Hao Fa Chang, and a change of control occurred. The consideration paid for the Shares, which represent 69% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $200,000. The source of the cash consideration for the Shares was personal funds of Hao Fa Chung. In connection with the transaction, Chun-Hao Chang released the Company from all accounts payable and loans due to related parties of $27,914.

Upon the change of control of the Company, which occurred on March 10, 2017, the existing directors and officer resigned immediately. Accordingly, Chun-Hao Chang, serving as a director and as an officer, ceased to be the Company’s Chief Executive Officer. Also, Mei-Chun Lin, serving as a director and as an officer, ceased to be the Company’s Principal Accounting Officer. At the effective date of the transfer, Hao Fa Chang assumed the role as Chairman of the Board of Directors and President, Chief Executive Officer, Principal Officer, and Treasurer of the Company.

On March 16, 2017, the Company amended its Articles of Incorporation with the State of Nevada in order to (i) change its name to Wei Pai Electronic Commerce Co. Ltd., (ii) effectuate a 200 for 1 forward stock split and change the authorized shares of common stock to 75,000,000 (the “Amendment”). The board of directors of the Company approved the Amendments on March 14, 2017. The shareholders of the Company approved of the Amendment by written consent on March 14, 2017.

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

PETRICHOR CORP.

Dated: April 19, 2017	By:	/s/ Hao Fa Chang
Hao Fa Chang President and Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Hao Fa Chang	Dated: April 19, 2017
Hao Fa Chang
Director

